Form 10-Q
period 1995-09-30
TDX CORP
filed 1995-11-14
CIK 837028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


  X       Quarterly report pursuant to Section 13 or 15(d) of the
----- Securities Exchange Act of 1934: For the quarterly period ended September 30, 1995.

          Transition report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934:  For the transition period from _____ to _____.


                      Commission File Number        0-18529
                      -------------------------------------
                                TDX Corporation
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           04-3014698
------------------------------------                         ----------
(State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                      identification number)

29 Sawyer Road
Waltham, Massachusetts                                02154
----------------------                                -----
(Address of principal                                        (Zip code)
executive offices)

                                 (617) 736-0939
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X       No
                             -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 1995, there were 7,334,524 shares of common stock, $.01 par value, outstanding.

                        TDX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                          Number
                                                                          ------
     Item 1.   Financial Statements

               Consolidated Balance Sheet - September 30, 1995
                       (unaudited) and June 30, 1995 (audited)             3

               Consolidated Statement of Operations - For the
                       three months ended September 30, 1995
                       and 1994 (unaudited)                                4
               Consolidated Statement of Cash Flows - For the
                       three months ended September 30, 1995 and
                       1994 (unaudited)                                    5
               Notes to Consolidated Financial Statements                  6

     Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       7

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             11

     Item 6. Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                 12

                        TDX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                 ASSETS
                                                                               September 30,         June 30,
                                                                                   1995                1995
                                                                                   ----                ----
Current assets:                                                                 (Unaudited)          (Audited)
  Cash & cash equivalents                                                        $513,590             $714,411

  Accounts receivable, net of allowance for doubtful
   accounts of $158,000 ($158,000 at June 30, 1995)                               133,841               90,656

  Inventories                                                                     329,425              351,466

  Production costs, net of accumulated
   amortization of $333,000 ($331,000  at June 30, 1995)                           16,667               18,667

  Prepaid expenses and other assets                                                34,625               15,502
                                                                                   ------           ----------
     Total current assets                                                       1,028,148            1,190,702

Fixed assets, net                                                                 385,781              424,538
Assets held for sale - discontinued operations                                    914,524              914,524
Goodwill, net of accumulated amortization of $20,679
     ($15,206 at June 30, 1995)                                                   189,927              195,400
Other assets                                                                      117,194              116,686
                                                                              -----------          -----------
     Total assets                                                              $2,635,574           $2,841,850
                                                                               ----------           ----------
                                                                               ----------           ----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $567,396             $509,019
  Accrued payroll                                                                  89,945              148,226
  Accrued professional fees                                                        33,900               70,500
  Other accrued liabilities                                                       129,849              140,129
  Notes payable                                                                    39,051               38,861
  Deferred revenue                                                                227,752              144,594
  Liabilities of discontinued operations                                          447,249              447,250
                                                                                  -------           ----------
     Total current liabilities                                                  1,535,142            1,498,579
Other accrued liabilities                                                           2,900                4,200
Notes payable                                                                      89,753               99,815
Commitments                                                                          ---                   ---
Stockholders' equity:
  Preferred stock - Authorized 1,000,000 shares, $.01 par value;                     ---                   ---
  none issued and outstanding
  Common stock - Authorized 10,000,000 shares, $.01 par value;                     73,345               73,345
  7,334,524 issued and outstanding
  Additional paid-in capital                                                   16,505,266           16,505,266
  Accumulated deficit                                                         (15,570,832)         (15,339,355)
                                                                              -----------          -----------
   Total stockholders' equity                                                   1,007,779            1,239,256
                                                                               ----------           ----------
    Total liabilities and stockholders' equity                                 $2,635,574           $2,841,850
                                                                               ----------           ----------
                                                                               ----------           ----------

        The accompanying notes are an integral part of the consolidated financial statements.

                        TDX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Three months ended
                                                     September 30,

                                        1995                               1994
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Net Sales:                              $1,487,319                        $1,728,151
                                        ----------                        ----------
Costs and expenses:

  Cost of sales                            920,694                         1,041,844

  Selling, general & administrative        797,636                           954,993
                                        ----------                        ----------
                                         1,718,330                         1,996,837
                                        ----------                        ----------
Loss from operations                      (231,011)                         (268,686)

Other income (expense):

   Interest income                           5,984                             9,252
   Interest expense                         (3,009)                             (477)
                                        ----------                        ----------

Loss before provision for income taxes    (228,036)                         (259,911)

Provision for income taxes                   3,441                             8,160
                                        ----------                        ----------
Loss from continuing operations           (231,477)                         (268,071)
                                        ----------                        ----------

Discontinued operations:
   Income from discontinued
   operations (net of tax of $0)               ---                             8,085
   Loss on disposal of discontinued
   operations, (net of tax of $0)              ---                               ---
                                        ----------                        ----------
Income from discontinued operations            ---                             8,085
                                        ----------                        ----------
Net loss                                 $(231,477)                        $(259,986)
                                         ---------                         ---------
                                         ---------                         ---------
Net loss per share:
 Continuing                             $    (0.03)                       $    (0.04)

 Discontinued                                  ---                               ---
                                        ----------                        ----------

 Net income (loss) per share            $    (0.03)                       $    (0.04)
                                        ----------                        ----------
                                        ----------                        ----------

Weighted average common shares
outstanding                              7,334,524                         7,334,524
                                         ---------                         ---------
                                         ---------                         ---------

        The accompanying notes are an integral part of the consolidated financial statements

                         TDX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)



                                                    For the three months ended
                                                            September 30,

                                                        1995         1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net Loss                                         $(231,477)    $(259,986)
                                                 ----------     ---------
 Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                    52,067       112,544
    Income from discontinued operations                 ---        (8,085)
    Changes in assets and liabilities:
      Accounts receivable                           (43,185)      (12,087)
      Inventories                                    22,041         5,349
      Prepaid expenses and other assets             (20,073)        9,349
      Accounts payable and accrued expenses         (46,780)       70,279
      Deferred revenue                               83,158      (197,721)
      Net assets of discontinued operations              --      (379,126)
                                                 ----------     ---------
      Total adjustments                              47,228      (399,498)
                                                 ----------     ---------

      Net cash used in operating activities        (184,249)     (659,484)
                                                 ----------     ---------

Cash flows from investing activities:
     Purchase of fixed assets                        (5,400)      (25,199)
                                                 ----------     ---------

       Net cash used in investing activities         (5,400)      (25,199)
                                                 ----------     ---------

Cash flows from financing activities:
    Repayment of notes payable                      (11,172)          ---
                                                 ----------     ---------

      Net cash used in financing activities         (11,172)          ---
                                                 ----------     ---------

Net decrease in cash and cash equivalents          (200,821)     (684,683)
Cash and cash equivalents, beginning of period      714,411      1,959,480
                                                 ----------     ---------
Cash and cash equivalents, end of period           $513,590   $  1,274,797
                                                 ----------     ---------
                                                 ----------     ---------

Supplemental disclosures of cash flow information
   Cash paid during the three month period for:
   Income taxes                                      $4,302       $11,444
   Interest                                          $3,009          $477

        The accompanying notes are an integral part of the consolidated financial statements.

                        TDX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - Basis of Presentation

     The unaudited financial information furnished herein reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state TDX Corporation's (the "Company") consolidated financial position, results of operations, and cash flows for the periods presented. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1995, included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995, (the "Form 10-K"). The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 1996.

     The Company's principal business segment, weight control services, continued to experience operating losses for the first quarter of fiscal 1996. Management continued to cut operating overhead and has embarked on a new marketing and promotional strategy to enhance classroom attendance in an effort to return the business to profitability. However, the outlook for profitable operating results remains uncertain. As a result, there is substantial doubt as to the Company's ability to continue as a going concern.


     NOTE 2 - Safe Way Disposal Systems, Inc.

     In September 1995, Stericycle , Inc. ("Stericycle") completed a recapitalization of all of its preferred stock to common stock. After giving effect to the recapitalization, Safe Way Disposal Systems, Inc. ("Safe Way") now holds approximately 3% of the outstanding common stock of Stericycle. This 3% includes and gives effect to the conversion to common stock of the shares of Stericycle preferred stock into which the $2,480,000 note of Stericycle payable to Safeway may be converted upon maturity.

     The Company continues to monitor Stericycle's operations and financial
position for indications of impairment in its investment in Stericycle.   The
valuation of Stericycle's common stock is based in part on an estimate of the market value of Stericycle. The realization of the carrying value of this investment on the consolidated balance sheet of the Company is dependent upon numerous factors, including Stericycle's ability to achieve profitability, raise additional equity from investors or form alliances with strategic partners.

     NOTE 3 - Reclassifications

     Certain reclassifications have been made to the 1994 quarterly financial statements to conform such financial statements to the 1995 consolidated quarterly financial statement presentation. Such reclassifications had no effect on the reported loss for the three month period ended September 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

     The results of operations shown on the Company's consolidated statements of operations reflect the Company's investment in Safe Way, a Connecticut corporation and majority-owned subsidiary of the Company and Transactional Media, Inc. ("TMI") as discontinued operations. Accordingly, prior year financial statements have been restated to reflect the operations of Safe Way and TMI below the loss from continuing operations. The financial statements and the notes thereto contained herein are based on the Company's consolidated results of operations and should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended June 30, 1995, contained in the Company's Form 10-K.

Sales

     Total sales decreased by 14%, from $1,728,151 for the three months ended September 30, 1994 to $1,487,319 for the three months ended September 30, 1995. This decrease is primarily attributable to the reduction in sales from Xenejenex, Inc. ("Xenejenex") as a result of Xenejenex's redirecting its corporate strategy to focus principally on the distribution of its existing healthcare videotapes and a continued reduction in product and program sales from the Diet Workshop Companies ("Diet Workshop") as a result of an overall decline in paid attendances.

Costs and Expenses

     Cost of sales decreased by 12% from $1,041,844 for the three months ended September 30, 1994 to $920,694 for the three months ended September 30, 1995. This decrease in cost for the three month period ended September 30, 1995 from the comparable period a year ago is primarily attributable to the reduction in revenue associated with Diet Workshop and Xenejenex.

     Total selling, general and administrative expenses decreased by 16% from $954,993 for the three months ended September 30, 1994 to $797,636 for the three months ended September 30,1995. The decrease for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 reflects reductions in Xenejenex's overhead as a result of its restructuring.

Sales by Business Segment

     The Company operates in two principal business segments: "Weight Control Services," which consists of the operations of Diet Workshop and "Healthcare Communications," which consists of the operations of Xenejenex.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     The following is a summary of sales by segment for the three months ended September 30, 1995 and 1994:

--------------------------------------------------------------------------------
Sales                             Three months               Three months
                                    ended                        ended
(Dollars in thousands)             September                   September
                                   30, 1995                     30, 1994

--------------------------------------------------------------------------------

Weight Control Services                      $1,374              $ 1,477
Healthcare Communications                       113                  251
--------------------------------------------------------------------------------
Total                                        $1,487               $1,728
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

 WEIGHT CONTROL SERVICES

     Total sales in the weight control services segment decreased by 7% from $1,477,019 for the three months ended September 30, 1994 to $1,373,895 for the three months ended September 30,1995. This decrease reflects a continuing decline in paid attendance at Diet Workshop, which resulted in lower product and program sales. Revenue decreases were somewhat offset by sales from the Company's fresh food company, Diet Fresh Worldwide Corporation ("Diet Fresh"). The Company believes that the decreases for the three month period ended September 30, 1995 as compared to the comparable period a year ago is the result of a general decline in the overall diet industry and continued widespread media criticism of the industry. The Company believes that this trend will continue for at least the near future.

Healthcare Communications

     Total sales in the healthcare communications segment decreased by 55%, from $251,132 for the three months ended September 30, 1994 to $113,424 for the three months ended September 30, 1995. This decrease is primarily attributable to a September 1994 restructuring of Xenejenex which resulted in the narrowing of its focus from production contracts and other services to principally videotape sales. Consequently, it is expected that revenues from production contracts will decline to a minimum level and that Xenejenex will have a continued lower level of sales for the foreseeable future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COST OF SALES BY BUSINESS SEGMENT

     The following is a summary of cost of sales by segment for the three months ended September 30, 1995 and 1994.

--------------------------------------------------------------------------------
Costs of Sales                   Three Months               Three Months
                                    Ended                       Ended
(Dollars in Thousands)            September                   September
                                   30, 1995                     30, 1994
--------------------------------------------------------------------------------

Weight Control Services                      $878                        $913
Healthcare Communications                      42                         129
--------------------------------------------------------------------------------
Total                                        $920                      $1,042
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

WEIGHT CONTROL SERVICES

     Cost of sales as a percentage of sales for the three months ended September 30, 1995 was 64% as compared to 62% for the three months ended September 30, 1994. The increase in the cost of sales as a percentage of revenue for the three month period ended September 30, 1995 as compared to the comparable period a year ago primarily reflects the inclusion of the operating costs of Diet Workshop's fresh food company, Diet Fresh, which was acquired on January 23, 1995.

HEALTHCARE COMMUNICATIONS

     Cost of sales as a percentage of sales was 37% for the three months ended September 30, 1995, compared to 51% for the three months ended September 30, 1994. This decrease is primarily attributable to a change in product mix towards higher margin videotape sales.

INCOME (LOSS) FROM OPERATIONS BY  BUSINESS SEGMENT

     The following is a summary of income (loss) by segment for the three months ended September 30, 1995 and 1994.

--------------------------------------------------------------------------------
Income (Loss) by Business Segment    Three Months         Three Months
(Dollars in Thousands)                  Ended               Ended
                                      September           September
                                      30, 1995             30, 1994
--------------------------------------------------------------------------------
Weight Control Services                      $(182)                      $(84)
Healthcare Communications                       43                       (144)
--------------------------------------------------------------------------------
Total                                        $(139)                     $(228)
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

 WEIGHT CONTROL SERVICES

     The loss from operations for the three months ended September 30, 1995 was $182,513 as compared to $83,984 for the three months ended September 30, 1994. The increase in the loss from operations for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 principally reflects the loss from operations associated with Diet Fresh and continued declines in class room attendance and sales which resulted in lower margins.

HEALTHCARE COMMUNICATIONS

      Income from operations for the three months ended September 30, 1995 was $42,987 as compared to a loss from operations of $143,944 for the three months ended September 30, 1994. The increase in the income from operations for the three month period ended September 30, 1995 as compared to 1994 reflects lower overhead and expense levels as compared to September 30, 1994. The loss from operations for the three months ended September 30, 1994 reflects the costs attributable to staff severances and other costs associated with Xenejenex's restructuring of its healthcare communications business. Xenejenex expects to report continued profitability as a result of its restructuring.

LIQUIDITY, CAPITAL RESOURCES

     At September 30, 1995, the Company's total cash and cash equivalents were $513,590. Cash used in operations was $184,249 for the three months ended September 30, 1995. Although the Company believes that its cash and cash equivalents are sufficient for the near future, there can be no assurance that the Company will provide additional funding to its operating subsidiaries. The operating subsidiaries have implemented restructuring plans to curtail cash utilized in operations and preserve available cash reserves. There can be no assurance, however, that Diet Workshop will return to profitability given the difficult industry trends it faces. The Company is pursuing strategic alliances for the sale of both of its two operating subsidiaries. There can be no assurance, however, that strategic partners can be found. As a result of the limited sources of external financing and capital available to the Company, there exists substantial doubt as to the Company's ability to continue as a going concern.

                          Part II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits

11.1    Statement regarding the computation of earnings per share.

   b)   Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TDX Corporation


Date:  November 10, 1995           By: /s/ Donald T. Pascal
                                       ----------------------------------
                                   Donald T. Pascal
                                   President
                                   (Principal Executive Officer)


Date:  November 10, 1995           By:  /s/ Steven F. Smith
                                       ----------------------------------
                                   Steven F. Smith
                                   Chief Financial Officer and Treasurer,
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                                            Page number
Exhibit                                                     sequentially
Number         Exhibit                                      numbered
------         -------                                      --------


11.1      Statement regarding the computation of earnings
           per share.                                       14