Form 10-Q/A
period 1995-09-30
TDX CORP
filed 1995-12-11
CIK 837028

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


                                   TDX Corporation


Date:  December 11, 1995           By: /s/ Donald T. Pascal
                                       ----------------------------------
                                   Donald T. Pascal
                                   President
                                   (Principal Executive Officer)


Date:  December 11, 1995           By:  /s/ Steven F. Smith
                                       ----------------------------------
                                   Steven F. Smith
                                   Chief Financial Officer and Treasurer,
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                                            Page number
Exhibit                                                     sequentially
Number         Exhibit                                      numbered
------         -------                                      --------


 27      Financial Data Schedule