Form 10-Q
period 1995-12-31
TDX CORP
filed 1996-02-13
CIK 837028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----     Exchange Act of 1934:  For the quarterly period ended
          December 31, 1995.

          Transition report pursuant to Section 13 or 15(d) of the Securities
 ----     Exchange Act of 1934:  For the transition period from _____ to _____.


                      Commission File Number        0-18529
                      -------------------------------------

                                TDX Corporation
                           --------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                 04-3014698
     ------------------------------------                   ----------
     (State or other jurisdiction                           (I.R.S. employer
     of incorporation or organization)                 identification number)

     29 Sawyer Road
     Waltham, Massachusetts                            02154
     ----------------------                            ------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 9, 1996, there were 7,334,524 shares of common stock, $.01 par value, outstanding.

                        TDX CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          Number
     Item 1.   Financial Statements

          Consolidated Balance Sheet - December 31, 1995 (unaudited) and
               June 30, 1995 (audited)                                      3

          Consolidated Statement of Operations - For the three months
               ended December 31, 1995 and 1994 (unaudited)                 4

          Consolidated Statement of Operations - For the six months
                       ended December 31, 1995 and 1994 (unaudited)         5

          Consolidated Statement of Cash Flows - For the six months
                ended December 31, 1995 and 1994 (unaudited)                6

          Notes to Consolidated Financial Statements                        7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              12

     Item 4. Submission of Matters to a Vote of Security Holders            12

     Item 6.   Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                  13

                        TDX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                            ASSETS
                                                                                          December 31                 June 30,
                                                                                          -----------                 --------
                                                                                              1995                      1995
                                                                                              ----                      ----
                                                                                          (Unaudited)                (Audited)
 Current assets:
   Cash & cash equivalents                                                                   $383,268                   $714,411

    Accounts receivable, net of allowance for doubtful
      accounts of $186,000 ($158,000 at June 30, 1995)                                         55,224                     90,656
    Inventories                                                                               375,102                    351,466
    Production costs, net of accumulated
      amortization of $334,435 ($331,000 at June 30, 1995)                                     14,667                     18,667
    Prepaid expenses and other assets                                                          69,467                     15,502
                                                                                           ----------                 ----------

        Total current assets                                                                  897,728                  1,190,702
 Fixed assets, net                                                                            356,835                    424,538
 Assets held for sale - discontinued operations                                               914,524                    914,524
 Goodwill, net of accumulated amortization of $26,151
       ($15,206 at June 30, 1995)                                                             184,455                    195,400
 Other Assets                                                                                 118,774                    116,686
                                                                                           ----------                 ----------
         Total assets                                                                      $2,472,316                 $2,841,850
                                                                                           ----------                 ----------
                                                                                           ----------                 ----------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                                         $649,244                   $509,019
    Accrued payroll                                                                            92,495                    148,226
    Accrued professional fees                                                                  56,640                     70,500
    Other accrued liabilities                                                                 162,717                    140,129
    Note payable                                                                               87,055                     38,861
    Deferred revenue                                                                           59,022                    144,594
    Liabilities of discontinued operations                                                    447,250                    447,250
                                                                                           ----------                 ----------
                                                                                            1,554,423                  1,498,579
         Total current liabilities
 Other accrued liabilities                                                                      1,202                      4,200
 Notes payable                                                                                 31,903                     99,815
 Commitments                                                                                     ---                        ---
 Stockholders' equity:
    Preferred stock - Authorized 1,000,000 shares, $.01 par value;
    none issued and outstanding                                                                  ---                        ---
    Common stock - Authorized 10,000,000 shares, $.01 par value;
    7,334,524 issued and outstanding                                                           73,345                     73,345
    Additional paid-in capital                                                             16,505,266                 16,505,266
    Accumulated deficit                                                                   (15,693,823)               (15,339,355)
                                                                                           ----------                 ----------
      Total stockholders' equity                                                              884,788                  1,239,256
                                                                                           ----------                 ----------
      Total liabilities and stockholders' equity                                           $2,472,316                 $2,841,850
                                                                                           ----------                 ----------
                                                                                           ----------                 ----------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                        TDX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
                                                                      Three months ended
                                                                           December 31,

                                                          1995                              1994
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
 Net Sales:                                                $1,445,093                      $1,414,262
                                                           ----------                      ----------
 Costs and expenses:
   Cost of sales                                              863,195                         835,335

    Selling, general & administrative                         700,045                         769,756
                                                           ----------                      ----------
                                                            1,563,240                       1,605,091
                                                           ----------                      ----------
 Loss from operations                                        (118,147)                       (190,829)
 Other income (expense):
      Interest income                                           4,683                           5,257
      Interest expense                                         (8,895)                           (422)

                                                           ----------                      ----------
 Loss before provision for income taxes                      (122,359)                       (185,994)
 Provision for income taxes                                       632                           9,452
                                                           ----------                      ----------
 Loss from continuing operations                             (122,991)                       (195,446)
                                                           ----------                      ----------
 Discontinued operations:
      Loss from discontinued
      operations (net of tax of $0)                               ---                        (439,931)
      Income on disposal of discontinued
 operations, (net of tax of $0)                                   ---                             ---
                                                           ----------                      ----------
 Loss from discontinued operations                                ---                        (439,931)
                                                           ----------                      ----------
 Net loss                                                   ($122,991)                      $(635,377)
                                                           ----------                      ----------
                                                           ----------                      ----------
 Net loss per share:
  Continuing
                                                           $     (.02)                     $     (.03)
  Discontinued                                                    ---                            (.06)
                                                           ----------                      ----------
  Net loss per share                                       $     (.02)                     $      (09)
                                                           ----------                      ----------
                                                           ----------                      ----------
 Weighted average common shares outstanding
                                                            7,334,524                       7,334,524
                                                           ----------                      ----------
                                                           ----------                      ----------
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements

                        TDX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
                                                                   Six months ended
                                                                     December 31,

                                                        1995                         1994
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
 Net Sales:                                            $2,932,412                    $3,142,413
                                                        ---------                     ---------
 Costs and expenses:
   Cost of sales                                        1,783,889                     1,881,773

   Selling, general & administrative                    1,497,681                     1,720,155
                                                        ---------                     ---------
                                                        3,281,570                     3,601,928
                                                        ---------                     ---------
 Loss from operations                                    (349,158)                     (459,515)
 Other income (expense):

      Interest income                                      10,667                        14,509
      Interest expense                                    (11,904)                         (899)
                                                        ---------                     ---------
 Loss before provision for income taxes                  (350,395)                     (445,905)
 Provision for income taxes                                 4,073                        17,614
                                                        ---------                     ---------
 Loss from continuing operations                         (354,468)                     (463,519)
                                                        ---------                     ---------
 Discontinued operations:
      Loss from discontinued
      operations (net of tax of $0)                           ---                      (431,843)
      Income on disposal of discontinued
      operations, (net of tax of $0)                          ---                           ---
                                                        ---------                     ---------
 Loss from discontinued operations                           ----                      (431,843)
                                                        ---------                     ---------
 Net loss                                               $(354,468)                    $(895,362)
                                                        ---------                     ---------
                                                        ---------                     ---------
 Net loss per share:
  Continuing
                                                        $    (.05)                    $    (.06)
  Discontinued                                                ---                          (.06)
                                                        ---------                     ---------
  Net loss per share                                    $    (.05)                    $    (.12)
                                                        ---------                     ---------
                                                        ---------                     ---------
 Weighted average common shares outstanding
                                                        7,334,524                     7,334,524
                                                        ---------                     ---------
                                                        ---------                     ---------
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements

                         TDX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                                        For the six months ended
                                                                              December 31,

                                                                        1995                    1994
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net Loss                                                       $(354,468)              $(895,362)
                                                                  ---------               ---------
  Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                     94,483                 165,713
   Loss from discontinued operations                                    ---                 431,843
   Changes in assets and liabilities:
   Accounts receivable                                               35,432                 (22,661)
   Inventories                                                      (23,636)                (26,878)
   Prepaid expenses and other assets                                (56,433)                  7,951
   Accounts payable and accrued expenses                             93,224                  42,406
   Deferred revenue                                                 (85,572)               (199,008)
    Net assets of discontinued operations                               ---                (479,125)
                                                                  ---------               ---------
     Total adjustments                                               57,498                 (79,759)
                                                                  ---------               ---------

     Net cash used in operating activities                         (296,970)               (975,121)
                                                                  ---------               ---------
Cash flows from investing activities:
   Purchase of fixed assets                                         (11,455)                (34,861)
                                                                  ---------               ---------

     Net cash used in investing activities                          (11,455)                (34,861)
                                                                  ---------               ---------

Cash flows from financing activities:
   Repayment of notes payable                                       (22,718)                    ---
                                                                  ---------               ---------

    Net cash used by financing activities                           (22,718)                     --
                                                                  ---------               ---------

Net decrease in cash and cash equivalents                          (331,143)             (1,009,982)
Cash and cash equivalents, beginning of period                      714,411               1,959,480
                                                                  ---------               ---------
Cash and cash equivalents, end of period                           $383,268              $  949,498
                                                                  ---------               ---------
                                                                  ---------               ---------

Supplemental disclosures of cash flow information
   Cash paid during the six month period for:
   Income taxes                                                      $4,934                 $17,002
   Interest                                                         $11,904                    $899
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                        TDX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

     The unaudited financial information furnished herein reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state TDX Corporation's (the "Company") consolidated financial position, results of operations, and cash flows for the periods presented. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1995, included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995, (the "Form 10-K"). The results of operations for the three and six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 1996.

     The Company's principal business segment, weight control services, continued to experience operating losses for the first six months of fiscal 1996. Management continued to cut operating overhead and has embarked on a new marketing and promotional strategy to enhance classroom attendance in an effort to return the business to profitability. While the Company did experience a modest improvement in operating performance, the outlook for long term profitable operating results remains uncertain as a result of a continued industry downturn and severe winter conditions that have affected the northeast region of the United States. As a result, there is substantial doubt as to the Company's ability to continue as a going concern.

NOTE 2 - Safe Way Disposal Systems, Inc.

     In September 1995, Stericycle, Inc. ("Stericycle") completed a recapitalization of all of its preferred stock to common stock. After giving effect to the recapitalization, Safe Way Disposal Systems, Inc. ("Safe Way") now holds approximately 3% of the outstanding common stock of Stericycle. This 3% includes and gives effect to the conversion to common stock of the shares of Stericycle preferred stock into which the $2,480,000 note of Stericycle payable to Safe Way may be converted upon maturity.

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

NOTE 3 - Long Term Debt

     At December 31, 1995, the Company was not in compliance with the financial statement requirement contained in its term note. While management has been working with the bank to obtain a waiver or modification to enable the Company to comply with the aforementioned term, there can be no assurance that such a waiver or modification will be obtained.

NOTE 4 - Reclassifications

     Certain reclassifications have been made to the 1994 quarterly financial statements to conform such financial statements to the 1995 consolidated quarterly financial statement presentation. Such reclassifications had no effect on the reported loss for the three or six month periods ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

     The results of operations shown on the Company's consolidated statements of operations reflect the Company's investment in Safe Way Disposal Systems, Inc., a Connecticut corporation and majority owned subsidiary of the Company ("Safe Way") and Transactional Media, Inc. ("TMI") as a discontinued operations. Accordingly, prior year financial statements have been restated to reflect the operations of Safe Way and TMI below the loss from continuing operations. The financial statements and the notes thereto contained herein are based on the Company's consolidated results of operations and should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended June 30, 1995 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995 (the "Form 10-K").


Sales

     Total sales increased by 2%, from $1,414,262 for the three months ended December 31, 1994 to $1,445,093 for the three months ended December 31, 1995. This increase primarily reflects the consolidation of the operating results of the Company' fresh food company, Diet Fresh Worldwide Corporation ("Diet Fresh") which was acquired in January 1995 which offset a continued decline in revenue at Diet Workshop Companies ("Diet Workshop") and a decline in sales from Xenejenex, Inc. ("Xenejenex"). Total sales decreased by 7%, from $3,142,413 for the six months ended December 31, 1994 to $2,932,412 for the six months ended December 31, 1995. This decrease is also primarily attributable to the decline in revenue at Diet Workshop and a significant reduction in sales at Xenejenex.

Costs and Expenses

     Cost of sales increased by 3% from $835,335 for the three months ended December 31, 1994 to $863,195 for the three months ended December 31, 1995 primarily as a result of consolidation of the operating results from the Diet Fresh acquisition. Cost of sales decreased by 5% from $1,881,773 for the six months ended December 31, 1994 to $1,783,889 for the six months ended December 31, 1995. This decrease for the six month period ended December 31, 1995 as compared to the six months ended December 31, 1994, is primarily a result of lower sales levels, at constant margins, from Diet Workshop and Xenejenex.

     The consolidated selling, general and administrative expenses include the Company's general and administrative expenses, which support the Company's operating activities. General and administrative expenses include salaries, employee benefits, rent and other routine overhead expenses of the Company and its consolidated subsidiaries, including legal, accounting, consulting fees and advertising. Total selling, general and administrative expenses decreased by 9% from $769,756 for the three months ended December 31, 1994 to $700,045 for the three months ended December 31,1995 and decreased by 13% from $1,720,155 for the six months ended December 31, 1994 to $1,497,681 for the six months ended December 31, 1995. These decreases primarily result from significant cost cutting measures at the Diet Workshop Companies and Xenejenex.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Sales by Business Segment

     The Company operates in two principal business segments: "Weight Control Services" which consists of the operations of the Diet Workshop Companies and "Healthcare Communications," which consists of the operations of Xenejenex, Inc. ("Xenejenex").

     The following is a summary of sales (including intercompany sales) by segment for the six months ended December 31, 1995 and 1994:



--------------------------------------------------------------------------------
       Sales                       Three       Three        Six          Six
                                   months      months      months       months
                                   ended       ended       ended         ended
                                  December    December    December      December
                                  31, 1994    31, 1995    31, 1995      31, 1994

--------------------------------------------------------------------------------
      Weight Control Services       $1,411      $1,322      $2,785      $2,799
      Healthcare
      Communications                    34         107         148         358
--------------------------------------------------------------------------------
      Total                         $1,445      $1,429      $2,933      $3,157
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

WEIGHT CONTROL SERVICES

     Total sales in the weight control services segment increased by 7% from $1,322,352 for the three months ended December 31, 1994 to $1,410,754 for the three months ended December 31, 1995 primarily as a result of the consolidation of the operating results from Diet Fresh which offset a continued decline in program and product sales. Total sales in the weight control services segment decreased by 1% from $2,799,371 for the six months ended December 31, 1994 to $2,784,630 for the six months ended December 31, 1995. This decrease reflects a continuing decline in paid attendance at Diet Workshop, which resulted in lower product and program sales which were offset by the inclusion of sales from Diet
Fresh.   As a result of continued industry declines and severe winter conditions in the northeast section of the United States, several of the company's franchisees are experiencing difficult operating conditions in their business which may result in the closure of certain franchisees this, in turn, would result in future reductions in sales of the company's product sales.

HEALTHCARE COMMUNICATIONS

     Total sales in the healthcare communications segment decreased by 68%, from $106,910 for the three months ended December 31, 1994 to $34,357 for the three months ended December 31, 1995. This decrease is primarily due to the loss of one of Xenejenex's major customer and the ordering cycles of its distributors. Total sales in the healthcare communications segment decreased by 59%, from $358,042 for the six months ended December 31, 1994 to $147,782 for the six months ended December 31, 1995. This decrease is primarily attributable to the loss of one of the company's major customers and the September 1994 restructuring of Xenejenex which resulted in the narrowing of its focus principally to videotape sales. The Company is actively seeking customers to offset the loss of revenue however, there can be no assurance that

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

such customers can be found. As a result of the loss of this customer, the Company expects a continued lower level of sales for Xenejenex for the foreseeable future.

COST OF SALES BY BUSINESS SEGMENT

     The following is a summary of cost of sales by segment for the three and six months ended December 31, 1995 and 1994.


--------------------------------------------------------------------------------
  Costs of Sales                   Three       Three        Six          Six
  (Dollars in Thousands)           Months      Months      Months       Months
                                   Ended       Ended       Ended         Ended
                                  December    December    December      December
                                  31, 1995    31, 1994    31, 1995      31, 1994

--------------------------------------------------------------------------------

      Weight Control Services          $851        $798      $1,729      $1,715
      Healthcare
      Communications                     12          37        55           167
--------------------------------------------------------------------------------
      Total                            $863        $835      $1,784      $1,882
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

WEIGHT CONTROL SERVICES

     Cost of sales as a percentage of sales was 60% for the three month periods ended December 31, 1995 and 1994. Cost of sales as a percentage of sales for the six months ended December 31, 1995 was 62% as compared to 61% for the six months ended December 31, 1994. This increase is primarily due to the inclusion of the operating results of Diet Fresh.

HEALTHCARE COMMUNICATIONS

     Cost of sales as a percentage of sales was 35% for the three months ended December 31, 1995 and 1994. Cost of sales as a percentage of sales was 37% for the six months ended December 31, 1995, as compared to 47% for the six months ended December 31, 1994. This decrease in the cost of sales is primarily the result of the September 1994 restructuring of Xenejenex which resulted in the narrowing of its focus principally to videotape sales which generate higher operating margins.

INCOME (LOSS) FROM OPERATIONS BY  BUSINESS SEGMENT

     The following is a summary of income (loss) by segment for the three and six months ended December 31, 1995 and 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      Income (Loss) by            Three      Three       Six       Six
      Business Segment            Months     Months     Months    Months
      (Dollars in Thousands)      Ended      Ended      Ended     Ended
                                 December  December    December  December
                                 31, 1995   31, 1994   31, 1995  31, 1994
--------------------------------------------------------------------------------
      Weight Control Services      $(55)   $(162)      (238)     $(246)
      Healthcare Communications       1       19         44       (124)
--------------------------------------------------------------------------------
      Total                        $(54)   $(143)     $(194)     $(370)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

WEIGHT CONTROL SERVICES

     The loss from operations for the three months ended December 31, 1995 was $55,681 compared to $162,263 for the three months ended December 31, 1994. The loss from operations for the six months ended December 31, 1995 was $238,283 compared to $246,249 for the six months ended December 31, 1994. The increase in income from operations for the three and six months ended December 31, 1995 as compared to the comparable periods a year ago reflects continued cost containment and a modest increase in per person program and product sales which resulted in increased profitability in the Boston based franchise business.

HEALTHCARE COMMUNICATIONS

      Income from operations for the three months ended December 31, 1995 was $737 as compared to $19,583 for the three months ended December 31, 1994. The decrease in the income from operations for the three months ended December 31, 1995 as compared to the three months ended December 31, 1994 principally reflects lower profitability levels as a result of the loss of one of Xenejenex's major customers and the ordering cycles of its distributors. The income from operations for the six months ended December 31, 1995 was $43,725 as compared to a loss from operations of $124,361 for the six months ended December 31, 1994. The loss from operations for the six months ended December 31, 1994 reflects lower revenue levels and an increase in general and administrative expenses attributable to staff severances and other costs associated with Xenejenex's restructuring of its healthcare communications business in September 1994.

LIQUIDITY, CAPITAL RESOURCES

     At December 31, 1995, the Company's total cash and cash equivalents were $383,268. Cash used in operations was $296,970 for the six months ended December 31, 1995. The operating subsidiaries have implemented restructuring plans to curtail cash utilized in operations and preserve available cash reserves. There can be no assurance, however, that Diet Workshop will return to profitability given the difficult industry trends it faces or that Xenejenex will be able to obtain customers to offset the loss of its major customer. Therefore, the Company may suffer near term liquidity requirements due to the operating subsidiaries inability to pay back advances made to them by the Company. As a result, the Company is presently working with the management groups of each operating subsidiary in an effort to reach a potential management buyout of the respective subsidiary. The Company has been seeking strategic alliances for the sale of both of its two operating subsidiaries for some time. There can be no assurance however, that the Company can come to terms with the management groups on the terms of a buyout or if a sale will occur. As a result of the limited sources of financing and capital available to the Company, there exists substantial doubt as to the Company's ability to continue as a going concern.

                        TDX CORPORATION AND SUBSIDIARIES

                          Part II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 30, 1995, the Board of Directors caused to be distributed to the stockholders of record as of October 20, 1995, Notice of Annual Meeting of Stockholders, Proxy and Proxy Statement for Annual Meeting. The Annual Meeting of Stockholders was held on December 7, 1995. As of the record date, 7,334,524 shares of Common Stock were outstanding and entitled to vote.

     At the Annual Meeting of Stockholders, the Stockholders authorized the following proposals by the vote noted below.
                                                     Number of shares
                                                     ----------------
                                                 For        Against   Abstain

1. Election of Donald T. Pascal and
    Olin C. Robison as members of
    the Company's Board of Directors           6,439,723        --    104,000


2. To ratify the selection of Arthur
    Andersen LLP as the auditors for
    the fiscal year ending June 30,
    1996.                                      6,541,723     2,000          0


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a)     Exhibits

     11.1       Statement regarding the computation of earnings per share.

     27         Financial Data Schedule

   b)     Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TDX Corporation


Date:  February 9, 1996            By:/s/ Donald T. Pascal
                                      ---------------------------
                                           Donald T. Pascal
                                           President
                                           (Principal Executive Officer)


Date:  February 9, 1996            By:/s/Steven F. Smith
                                      ---------------------------
                                          Steven F. Smith
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

                                                                    Page number
Exhibit                                                             sequentially
Number         Exhibit                                              numbered
------         -------                                              --------

11.1      Statement regarding the computation of earnings per share.      15

27.1      Financial Data Schedule                                         16

                        TDX CORPORATION AND SUBSIDIARIES

            Statement regarding the computation of earnings per share


                                  Exhibit 11.1


                                                                                      For the three months ended
                                                                                           December 31,
                                                                              1995                              1994
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                                     7,334,524                       7,334,524

Loss from continuing operations                                                       $ (122,991)                      $ (195,446)
Loss from discontinued operations                                                                                        (439,931)
                                                                                      ----------                       ----------
Net loss                                                                              $ (122,991)                      $ (635,377)
                                                                                      ----------                       ----------
                                                                                      ----------                       ----------

Net loss per share:
  - Continuing                                                                        $     (.02)                      $     (.03)
  - Discontinuing                                                                                                            (.06)
                                                                                      ----------                       ----------
  Net loss per share                                                                  $     (.02)                      $     (.09)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      For the six months ended
                                                                                           December 31,
                                                                              1995                              1994
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                                    7,334,524                        7,334,524

Loss from continuing operations                                                       $ (354,468)                      $ (463,519)
Loss from discontinued operations                                                                                        (431,843)
                                                                                      ----------                       ----------
Net loss                                                                              $ (354,468)                      $ (895,362)
                                                                                      ----------                       ----------
                                                                                      ----------                       ----------

Net loss per share:
  - Continuing                                                                        $     (.05)                      $     (.06)
  - Discontinuing                                                                                                            (.06)
                                                                                      ----------                       ----------
  Net loss per share                                                                  $     (.05)                      $     (.12)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------